Form 10QSB
period 1998-09-30
CENTURY INVESTMENTS INTERNATIONAL INC
filed 1998-11-17
CIK 1046134

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended
                            September 30, 1998

   OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from
                                 to


                      Commission file number 0-25065

               CENTURY INVESTMENTS INTERNATIONAL, INC.
        (Exact name of registrant as specified in its charter)



       Delaware                                             52-2051280
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                  Identification No.)


                 Flat H, 14th Floor, Lu Shan Mansion,
                   5 Taikoo Shing Road, Quarry Bay
                           Hong Kong, China
         (Address of principal executive offices  (zip code))

                           (852) 2565 8778
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes                No     X            The Company has been subject
                                    to the filing requirements of
                                    the Securities Exchange
                                    Act of 1934 for less than 90 days.


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                            Outstanding  at
                                              September   30, 1998

Common Stock, par value $0.0001                  10,000,000


                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               CENTURY INVESTMENTS INTERNATIONAL, INC.

                            Balance Sheet
                          September 30, 1998
                             (Unaudited)

ASSETS

            Cash                                      $1,000

            Total assets                              $1,000


            Shareholder Equity

            Common Stock (10,000,000 shares
             $.0001 par value)                  1,000


                  Total Equity                  $1,000



(A) DESCRIPTION OF BUSINESS.  The Company was organized August 8,
1997 for the purpose of engaging in any lawful business.  The
Company is in the development stage and operations have not commenced. The Company has selected the calendar year as its fiscal year.

(B) COMMON STOCK ISSUED. The Company has authorized 100,000,000 shares of Common Stock having a par value of $.0001 per share, and 20,000,000 shares of preferred stock having a par value of $.0001 per share. As of September 30, 1998, 10,000,000 shares of common stock had been issued and were outstanding.

(C) Certain officers and directors of the Company have paid the offering costs of the Company without recourse or obligation of repayment by the Company. Payments for offering costs have totaled $122,800.

(D) Only a Balance Sheet is presented because there were no items of revenue or expense to report on an Income Statement.

(E) There are 1,000,000 warrants outstanding. Each warrant entitles the holder to purchase one share of the Company's common stock at a price equal to 75% of the average closing bid of the Common Stock on the last business day prior to the exercise for an exercise period of two years commencing on the date of effectiveness of the registration statement. If at the time of exercise no trading market has developed for the Common Stock and no trading prices are therefore available, then the warrants may be exercised at a price of $1.00 per share. The warrants are callable on thirty days notice by the Company at a redemption price of $.0001 per warrant, unless exercised by the holder during the call period.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Century Investments International, Inc. (the "Company") filed with the Securities and Exchange Commission a registration statement on Form S-11 in connection with the registration of 1,000,000 shares of its Common Stock, $.0001 par value per share (the "Shares") for sale on a "best efforts" basis by the Company which became effective on July 31, 1998 (the "Registration Statement"). Subsequently, the Company filed a Form 8-A pursuant to the Securities Exchange Act of 1934. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

      The ability of the Company to effectuate all or any portion of its business plan is dependent on the amount of funds raised in its
sale of its Shares (the "Offering").   The Company intends to build,
manage, develop and acquire real property but has not selected any such property to date and its Offering is deemed to be blind pool.

      As of the date hereof, the Company has not made any sales of its Shares.


                     PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 4

            --Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant's Amendment #1 to Form S-11 as filed with the Securities and Exchange
            Commission on November 25, 1997.

            By-laws, incorporated by reference to Exhibit 3.2 to issuer's Form S-1 filed on September 18, 1997.


      (b)   Reports on Form 8-K

      There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1998.
                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   CENTURY INVESTMENTS INTERNATIONAL, INC.


                  By:
                   Alan Kwong

Dated: November 9, 1998